Form 10-K
period 2022-12-31
Wells Fargo Commercial Mortgage Trust 2016-C35
filed 2023-03-09
CIK 1676734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

The In-Rel 8 Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Mall at Rockingham Park Mortgage Loan, which constituted approximately 5.9% of the asset pool of the issuing entity as of its cut-off date.  The Mall at Rockingham Park Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Mall at Rockingham Park Mortgage Loan, four other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBSG 2016-MRP Mortgage Trust transaction (the “BBSG 2016-MRP Transaction”). This loan combination, including The Mall at Rockingham Park Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BBSG 2016-MRP Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pinnacle II Mortgage Loan, which constituted approximately 2.0% of the asset pool of the issuing entity as of its cut-off date.  The Pinnacle II Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pinnacle II Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Pinnacle II Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Pinnacle II loan combination in the Wells Fargo Commercial Mortgage Trust 2016-BNK1 transaction, Commission File Number 333-206677-07 (the “WFCM 2016-BNK1 Transaction”).  After the closing of the WFCM 2016-BNK1 Transaction on August 18, 2016, this loan combination, including the Pinnacle II Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2016-BNK1 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the general master servicer (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Mall at Rockingham Park Mortgage Loan and the Pinnacle II Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the Pinnacle II Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Pinnacle II Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Pinnacle II Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the general master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the primary servicer of The Mall at Rockingham Park Mortgage Loan and the Pinnacle II Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Pinnacle II Mortgage Loan and The Mall at Rockingham Park Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include The Mall at Rockingham Park Mortgage Loan and the Pinnacle II Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Pinnacle II Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the Pinnacle II Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Torchlight Loan Services, LLC as special servicer of The Mall at Rockingham Park Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Pinnacle II Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Wells Fargo Bank, National Association, as certificate administrator and custodian.

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

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021.  On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings.  The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds.  The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances.   On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement.  U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court.  A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM.  Both requests for leave were denied by the First Department.  On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding  in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM.  On September 7, 2021, the court denied the motion to renew.  CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022.  On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew.  On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision.  On March 24, 2022, the court denied the relief sought in the motion to reargue.  CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022.  The appeal was dismissed as being non-appealable on August 30, 2022.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Mall at Rockingham Park Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BBSG 2016-MRP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the BBSG 2016-MRP Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBSG 2016-MRP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pinnacle II Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2016-BNK1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.2           Trust and Servicing Agreement, dated as of June 1, 2016, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, Torchlight Loan Services, LLC, as Special Servicer, and U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on July 28, 2016 under Commission File No. 333-206677-06  and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 7, 2016 under Commission File No. 333-206677-06  and incorporated by reference herein).

4.4           Co-Lender Agreement, dated as of July 19, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on July 28, 2016 under Commission File No. 333-206677-06 and incorporated by reference herein.

4.5           Agreement Between Note Holders, dated as of July 7, 2016, by and among Barclays Bank PLC, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on July 28, 2016 under Commission File No. 333-206677-06 and incorporated by reference herein.

4.6           Co-Lender Agreement, dated as of June 28, 2016, by and among Barclays Bank PLC, as Initial Note A-1 Holder and Société Générale, as Initial Note A-2 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on July 28, 2016 under Commission File No. 333-206677-06 and incorporated by reference herein.

4.7           Agreement Between Note Holders, dated as of July 28, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on July 28, 2016 under Commission File No. 333-206677-06 and incorporated by reference herein.

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

33.14       Wilmington Trust, National Association, as Trustee of the Kroger (Roundy's) Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 33.7)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 33.9)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.21       Wilmington Trust, National Association, as Trustee of the Mall at Turtle Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Mall at Turtle Creek Mortgage Loan (see Exhibit 33.7)

33.23       Pentalpha Surveillance LLC, as Operating Advisor of the Mall at Turtle Creek Mortgage Loan (see Exhibit 33.8)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall at Turtle Creek Mortgage Loan (see Exhibit 33.9)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.1)

33.27       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

33.28       U.S. Bank National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan prior to October 10, 2022

33.29       U.S. Bank Trust Company, National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan on and after October 10, 2022 (see Exhibit 33.28)

33.30       U.S. Bank National Association, as Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.28)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.9)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.7)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.9)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

34.14       Wilmington Trust, National Association, as Trustee of the Kroger (Roundy's) Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 34.7)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 34.9)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.21       Wilmington Trust, National Association, as Trustee of the Mall at Turtle Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Mall at Turtle Creek Mortgage Loan (see Exhibit 34.7)

34.23       Pentalpha Surveillance LLC, as Operating Advisor of the Mall at Turtle Creek Mortgage Loan (see Exhibit 34.8)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall at Turtle Creek Mortgage Loan (see Exhibit 34.9)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.1)

34.27       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

34.28       U.S. Bank National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan prior to October 10, 2022

34.29       U.S. Bank Trust Company, National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan on and after October 10, 2022 (see Exhibit 34.28)

34.30       U.S. Bank National Association, as Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.28)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.9)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.7)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.9)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the Kroger (Roundy's) Distribution Center Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Mall at Turtle Creek Mortgage Loan (see Exhibit 35.1)

35.10       CWCapital Asset Management LLC, as Special Servicer of the Mall at Turtle Creek Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 35.1)

35.12       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 9, 2023