Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2016-C35
filed 2024-03-15
CIK 1676734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                       Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, U.S. Bank Trust Company, National Association, as trustee and certificate administrator, and U.S. Bank National Association, as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.6           Co-Lender Agreement, dated as of June 28, 2016, by and among Barclays Bank PLC, as Initial Note 1 Holder and Société Générale, as Initial Note 2 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on July 28, 2016 under Commission File No. 333-206677-06 and incorporated by reference herein.

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

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.1)

33.27       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

33.28       U.S. Bank Trust Company, National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan

33.29       U.S. Bank National Association, as Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.28)

33.30       CoreLogic Solutions, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.9)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.7)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.9)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.1)

34.27       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

34.28       U.S. Bank Trust Company, National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan

34.29       U.S. Bank National Association, as Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.28)

34.30       CoreLogic Solutions, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.9)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.7)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.9)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

Date: March 15, 2024